Form 10QSB
period 2007-03-31
Star Financial Direct Placement, Inc.
filed 2007-05-14
CIK 1378074

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                        OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION FROM _______ TO ________.


                             COMMISSION FILE NUMBER:


                      STAR FINANCIAL DIRECT PLACEMENT, INC.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


           DELAWARE                                              20-55377-35
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


   1880 Century Park East, Suite 300
        Los Angeles, California                                         90067
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


                   Issuer's telephone number: (310) 556-0080


                                       N/A
              ____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

         At March 31, 2007, and as of the date hereof, there were outstanding 5,000,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)




                                 MARCH 31, 2007
                                DECEMBER 31, 2006

                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)

                                    CONTENTS









________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-1

   Statements of Operations                                                  F-2

   Statements of Stockholders' Deficit                                       F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                          F-5-10
________________________________________________________________________________



                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS


                                                        March 31,       December 31,
                                                             2007               2006
                                                        _________       ____________
                                     ASSETS

CURRENT ASSETS

     Cash                                                $  5,000         $  5,000
                                                         ________         ________

            Total current assets                         $  5,000         $  5,000
                                                         ________         ________

                   Total assets                          $  5,000         $  5,000
                                                         ========         ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                    $ 25,523         $ 25,488
     Officers advances                                      4,816            1,166
                                                         ________         ________

            Total current liabilities                    $ 30,339         $ 26,654
                                                         ________         ________

STOCKHOLDERS' DEFICIT
     Preferred stock: $.001 par value;
        authorized 4,000,000 shares;
        no shares issued and outstanding

     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding: 5,000,000 shares at
        March 31, 2007 and December 31, 2006                    5                5

     Additional paid in capital                             4,995            4,995
     Accumulated deficit during development stage         (30,339)         (26,654)
                                                         ________         ________

            Total stockholders' deficit                  $(25,329)        $(21,654)
                                                         ________         ________
                   Total liabilities and
                   stockholders' deficit                 $  5,000         $  5,000
                                                         ========         ========


                 See Accompanying Notes to Financial Statements.




                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                                                                      Apr. 19, 2006
                                                      Quarter and Year Ended         (inception) to
                                                    March 31,      December 31,           March 31,
                                                         2007              2006                2007
                                                   __________      ____________      ______________

Revenues                                           $        0       $        0         $        0

Cost of revenue                                             0                0                  0
                                                   __________       __________         __________

           Gross profit                            $        0       $        0         $        0

General, selling and administrative expenses            3,685           26,654             30,339
                                                   __________       __________         __________
           Operating loss                          $   (3,685)      $  (26,654)        $  (30,339)

Nonoperating income (expense)                               0                0                  0
                                                   __________       __________         __________

   Net loss                                        $   (3,685)      $  (26,654)        $  (30,339)
                                                   ==========       ==========         ==========

   Net loss per share, basic
   and diluted                                     $    (0.00)      $    (0.00)        $    (0.00)
                                                   ==========       ==========         ==========

   Average number of shares
   of common stock outstanding                      5,000,000        5,000,000          5,000,000
                                                   ==========       ==========         ==========


                 See Accompanying Notes to Financial Statements.




                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                    Accumulated
                                                                                      Deficit
                                          Common Stock             Additional         During
                                    ________________________        Paid-In         Development
                                     Shares          Amount         Capital            Stage             Total
                                    _________       ________       __________       ___________       ___________

April 30, 2006, issue
   common stock                         5,000       $      5        $  4,995         $      0          $  5,000
December 31, 2006, forward
    stock 1,000:1                   4,500,000
Net loss, December 31, 1996                                                           (26,654)          (26,654)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1996          5,000,000       $      5        $  4,995         $(26,654)         $(26,654)
Net loss, March 31, 2007                                                               (3,685)           (3,685)
                                    _________       ________        ________         ________          ________
Balance, March 31, 2007             5,000,000       $      5        $  4,995         $(30,339)         $(30,339)
                                    =========       ========        ========         ========          ========


                 See Accompanying Notes to Financial Statements.




                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS


                                                                                      Apr. 19, 2006
                                                      Quarter and Year Ended         (inception) to
                                                    March 31,      December 31,           March 31,
                                                         2007              2006                2007
                                                   __________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                       $  (30,339)      $  (26,654)        $  (30,339)
    Adjustments to reconcile net loss
         to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in prepaid expense                  0                0                  0
    Increase (decrease) in accounts payable            25,523           25,488             25,523
                                                   __________       __________         __________
       Net cash used in operating activities       $   (4,816)      $   (1,166)        $   (4,816)
                                                   __________       __________         __________
Cash Flows From Investing Activities               $        0       $        0         $        0
                                                   __________       __________         __________
Cash Flows From Financing Activities
   Issuance of common stock                        $    5,000       $    5,000         $    5,000
   Increase in officer advances                         4,816            1,166              4,418
                                                   __________       __________         __________

       Net cash provided by financing activities   $    9,816       $    6,166         $    9,418
                                                   __________       __________         __________
       Net increase (decrease) in cash             $    5,000       $    5,000         $    5,000

Cash, beginning of period                          $    5,000       $        0         $        0
                                                   __________       __________         __________
Cash, end of period                                $    5,000       $    5,000         $    5,000
                                                   ==========       ==========         ==========
Supplemental Information and Non-monetary
Transactions:

   Interest paid                                   $        0       $        0         $        0
                                                   ==========       ==========         ==========
   Income taxes paid                               $        0       $        0         $        0
                                                   ==========       ==========         ==========


                 See Accompanying Notes to Financial Statements.


                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Star Financial Direct Placement, Inc. ("Company") was organized April 19, 2006 as Flickering Star Financial, Inc. under the laws of the State of Delaware. On September 13, 2006, the Delaware Secretary of State certified the amended Articles of Incorporation changing the name to Star Financial Direct Placement, Inc. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a Development Stage Enterprise.

A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2007 and December 31, 2006.

INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "SHARE BASED PAYMENT." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and amends FASB Statement No. 95, "STATEMENT OF CASH FLOWS." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.

     SFAS 123R permits public companies to choose between the following two adoption methods:

     1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

     2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As we do not currently have share based payments, we expect no impact to the financial statements due to the adoption of SFAS 123R.


In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our financial condition or results of operations.

                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-3"). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis
(excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-3 will be effective for us as of January 1, 2007. We do not expect that the adoption of EITF 06-3 will have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

In September 2006, the SEC Staff issued SEC Staff Accounting Bulletin 107, "Implementation Guidance for FASB 123 (R)." The staff believes the guidance in the SAB will assist issuers in their initial implementation of Statement 123R and enhance the information received by investors and other users of financial statements, thereby assisting them in making investment and other decisions. This SAB includes interpretive guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financials instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R and disclosures of MD&A subsequent to adoption of Statement 123R.

In September 2006, the SEC Staff issued SEC Staff Accounting Bulletin 107, "Implementation Guidance for FASB 123 (R)." The staff believes the guidance in the SAB will assist issuers in their initial implementation of Statement 123R and enhance the information received by investors and other users of financial statements, thereby assisting them in making investment and other decisions. This SAB includes interpretive guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financials instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R and disclosures of MD&A subsequent to adoption of Statement 123R.

                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In  September  2006,  the SEC Staff issued  Staff  Accounting  Bulletin No. 108,
"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. We do not expect that the adoption of SAB No. 108 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies' measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status and to measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provision of SFAS No. 158 that will require us to recognize the funded status of our postretirement plans, and the disclosure requirements, will be effective for us as of December 31, 2006. We do not expect that the adoption of SFAS No. 158 will have a material impact on our consolidated financial statements.

FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met:
(a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will evaluate whether the adoption will have any impact on your financial statements.

                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares with par value of $0.001 and 4,000,000 shares of preferred stock with a par value of $0.001. On April 30, 2006 the Company authorized and issued 5,000 shares of its $0.001 par value common stock in consideration of $5,000 in cash.

On September 13, 2006, the State of Delaware approved the Company's restated Articles of Incorporation, which changed the name of the Company from Flickering Star Financial, Inc. to Star Financial Direct Placement, Inc.

On December 31, 2006, the Company's shareholders approved a forward split of its common stock at one thousand shares for one share of the existing shares. The number of common stock shares outstanding increased from 5,000 to 5,000,000. Prior period information has been restated to reflect the stock split.

The Company has no issued or outstanding preferred stock.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "EARNINGS PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 5,000,000 during 2007, and since inception. As of March 31, 2007 and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The components of the Company's deferred tax asset as of December 31, 2006 are as follows:

                                               2006
                                           ________

     Net operating loss carryforward       $ 10,315
     Valuation allowance                    (10,315)
                                           ________
     Net deferred tax asset                $      0
                                           ========

                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  INCOME TAXES (CONTINUED)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                         Since
                                             2006      Inception
                                         ________      _________

     Tax at statutory rate (34%)         $ 10,315      $ 10,315
     Increase in valuation allowance      (10,315)      (10,315)
                                         ________      ________
     Net deferred tax asset              $      0      $      0
                                         ========      ========


The net federal operating loss carry forward will expire between 2016 and 2026. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6.  OFFICERS ADVANCES

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free. As of March 31, 2007 and December 31, 2006, the company owed officers $4,816 and $1,166 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this report.

Generally.

General Plan.

     The Company's business strategy is to be a reporting registrant with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "1934 Act") and to be available as a shell to facilitate the financing of private or small public companies.

     Because of the diverse structures used for the transactions which are negotiated for business combinations, coupled with financing of the resulting entity, the role of the Company will be unknown until a business combination is located. We believe that these transactions usually involves a privately negotiated sale of an issuer's equity security or equity-linked securities to an investor, wherein the sale is conditioned upon a subsequent resale registration statement filed with the Securities and Exchange Commission. The privately negotiated sale involving private companies usually require no disclosures because they are governed by the guidelines and safe harbor provisions under
Section 4(2) or Regulation D of the Securities Act of 1933, as amended.

     We further believe that certain of the participants in certain transactions desire the ability to disclose the financing terms and conditions of the business combination and as the additional participant in the transaction, we can facilitate such a disclosure. This disclosure is part of our obligation as a reporting registrant under the 1934 Act. These disclosures will commence upon the negotiation of the business combination through the closing as compared to having no disclosures until the resale registration statement if filed with the Securities and Exchange Commission.

     We further believe that the participants who desire the disclosure can be divided into the fundamental investors (private equity/venture capital funds, mutual funds and accredited investors) or technical investors (hedge funds, arbitrage funds, institutional funds and accredited investors).

     We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. We may seek a business opportunity with investors or with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

     We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include immediate disclosure of relevant factors involving the business combination, facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all shareholders.

     It is anticipated that we will incur nominal expenses in the implementation of our business plan described herein. The participate in the proposed business combination will be required to provide financing. Because we have no capital with which to pay other minimal anticipated expenses, present management of the Company will pay these charges with his personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective business combination.

Acquisition of Opportunities.

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, or joint venturer, with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and sole shareholder of the Company will no longer be in control of the Company. In addition, our director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of shareholders and may sell his stock in the Company to the participates, or either.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code. Because of the diverse structures used for the transactions which are negotiated for business combinations, coupled with financing of the resulting entity, the role of the Company will be unknown until a business combination is located. We believe that these transactions usually involves a privately negotiated sale of an issuer's equity security or equity-linked securities to an investor, wherein the sale is conditioned upon a subsequent resale registration statement filed with the Securities and Exchange Commission.

     We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. These will be disclosed in our filings with the Securities and Exchange Commission. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     We have no present intent to acquire or merge with any entity which cannot provide independent audited financial statements at the time of closing of the proposed transaction and supply other information that is normally disclosed in filings with the Securities and Exchange Commission. We are subject to all of the reporting requirements included in the 1934 Act. These rules are intended to protect investors by deterring fraud and abuse in the securities markets through the use of shell companies. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB. In addition, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we are required to include that information that is normally reported by a company in its original Form 10 or Form 10-SB. This information will usually be available prior to the filing of a resale registration statement under the Securities Act of 1933, as amended.

Accounting for a Business Combination.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

     We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

     The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. We have been informed that the Securities and Exchange Commission position is that the securities issued by all blank check companies that are issued in unregistered offerings must be registered with the Commission before resale.

     On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

Financial Condition.

     Our auditor's going concern opinion for the prior year ended and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

Liquidity and Operational Results.

     The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

     We are dependent upon our officers to meet any de minimis costs that may occur. Lawrence M. Simons, Sr. M.D., an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act; provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

Liquidity.

     As of March 31, 2007, we had total liabilities of $30,339 and we had a negative net worth of $25,329. As of December 31, 2006, we had total liabilities of $26,654 and a negative net worth of $21,654.

     We have had no revenues from inception through December 31, 2006 and we had no revenues for the period ended March 31, 2007. We have a loss from inception through December 31, 2006 of $26,654 and a loss from inception through March 31, 2006 of $30,339.

     We have officer's advances of $4,816 from inception to March 31, 2007. The officer's advances as of December 31, 2006 were $1,166.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has not considered nor conducted any research concerning qualitative and quantitative market risk.

ITEM 4.  EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

     Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president and treasurer have determined that the our current disclosure controls and procedures are effective.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .....................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ......................................None

Item 3 - Defaults by the Company on its
         Senior Securities .....................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...............................................None

ITEM 5 - OTHER INFORMATION

Board Meeting.

     Our board held one meeting during the period covered by this current report.

Audit Committee.

     Our board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

Code of Ethics.

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we have a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

          31.1 Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.

          31.2 Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.

          32.1 Section 1350 Certification - Chief Executive Officer.

          32.1 Section 1350 Certification - Chief Financial Officer.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 14, 2007                STAR FINANCIAL DIRECT PLACEMENT, INC.



                                    By: /s/ LAWRENCE M. SIMONS, SR. M.D.
                                    _____________________________________
                                    Lawrence M. Simons, Sr. M.D.
                                    President



                                    By: /s/ LAWRENCE M. SIMONS, SR. M.D.
                                    _____________________________________
                                    Lawrence M. Simons, Sr. M.D.
                                    Chief Financial Officer