Form 10-K
period 2007-12-31
Star Financial Direct Placement, Inc.
filed 2008-04-10
CIK 1378074

Commission File No. 000-52261


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  For the Fiscal Year Ended: December 31, 2007


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                     For the Transition Period From __ to __


                      STAR FINANCIAL DIRECT PLACEMENT, INC.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Delaware                                              20-55377-35
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


   1880 Century Park East, Suite 315
            Los Angeles, CA                                             90067
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


                   Issuer's telephone number: (310) 556-0080


       Securities to be registered pursuant to Section 12(b) of the Act:

                                      None


       Securities to be registered pursuant to Section 12(g) of the Act:

                               $.001 Common Stock
                               __________________
                                (Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

________________________________________________________________________________

                                           Non-accelerated filer        Smaller
Large accelerated                        (Do not check if a smaller    reporting
      filer          Accelerated filer       reporting company)         company
       [ ]                  [ ]                     [ ]                   [X]
________________________________________________________________________________

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $0.

     As of April XX, 2008, the Registrant had 5,000,000 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS


                                                                           PAGE

                                     PART I

Item 1.  Business                                                            4

Item 1A. Risk Factors                                                        5

Item 1B. Unresolved Staff Comments                                           9

Item 2.  Properties                                                          9

Item 3.  Legal Proceedings                                                   9

Item 4.  Submission of Matters to a Vote of Security Holders                 9


                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  10

Item 6.  Selected Financial Data                                            11

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          11

Item 7A. Quantitative and Qualitative Disclosures About Market Risk         13

Item 8.  Financial Statements and Supplementary Data                        14

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                           26

Item 9A. Controls and Procedures                                            26

Item 9B. Other Information                                                  27


                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance             27

Item 11. Executive Compensation                                             28

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                         29

Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                       29

Item 14. Principal Accountant Fees and Services                             29


                                    PART IV

Item 15. Exhibits and Financial Statement Schedules                         30

Signatures                                                                  31

                                     PART I


ITEM 1.   BUSINESS.

Introduction.

     Star Financial Direct Placement, Inc. (formerly Flickering Star Financial, Inc., sometimes referred to as the "Company") was incorporated on April 19, 2006 under the laws of the State of Delaware.

     The Company's business strategy is to be a reporting registrant with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, (the "1934 Act") and to be available as a shell entity to facilitate interim disclosures of the financing of private or small public companies and to be a party to a business combination.

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

     During the financing process, we further believe that certain of the participants in certain transactions desire the ability to disclose the terms and conditions of the business combination and as an additional participant in the transaction, we can facilitate such a disclosure. This disclosure is part of our obligation as a reporting registrant under the 1934 Act. These disclosures will commence upon the negotiation of the business combination through the closing as compared to having no disclosures until the resale registration statement is filed with the Securities and Exchange Commission.

     These disclosures may facilitate a participant in securing a listing on an overseas stock exchange.

     We believe that the participants who desire the disclosure, in addition to the private company or small public company, can be divided into the so-called fundamental investors (private equity/venture capital funds, mutual funds and accredited investors) or the so-called technical investors (hedge funds, arbitrage funds, institutional funds and accredited investors).

Shell.

     As of the date hereof, we can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents. As a shell company, our sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

Blind Pool.

     Also, as of the date hereof, based upon our proposed future business activities, we may also be deemed a "blank check" company. The Securities and Exchange Commission definition of such a company is a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person and is issuing "penny stock."

     A "penny stock" security is any equity security other than a security (i) that is a reported security (ii) that is issued by an investment company (iii) that is a put or call issued by the Option Clearing Corporation (iv) that has a price of $5.00 or more (except for purposes of Rule 419 of the Securities Act of 1933, as amended) (v) that is registered on a national securities exchange (vi) that is authorized for quotation on the Nasdaq Stock Market, unless other provisions of the defining rule are not satisfied, or (vii) that is issued by an issuer with (a) net tangible assets in excess of $2,000,000, if in continuous operation for more than three years or $5,000,000 if in operation for less than three years or (b) average revenue of at least $6,000,000 for the last three years.

     We became a reporting company on a voluntary basis because the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting company. In addition, we became a reporting company to enhance investor protection and to provide information if a trading market commences. Only those companies that report their current financial information to the Securities and Exchange Commission, banking, or insurance regulators are permitted to be quoted on the OTC Bulletin Board System.

ITEM 1A.  RISK FACTORS.

     Our business is subject to numerous risk factors, including the following:

1. We have had no operating history nor any revenues or earnings from operations and we are insolvent.

     We have no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

     Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

2.   Our proposed plan of operation is speculative.

     The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity or the participants in the business opportunity. In the event we complete a business combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

3.   We face intense competition for business opportunities and combinations.

     We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital and hedge fund firms, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

4. We have no agreements for a business combination or other transaction and have established no standards for a business combination.

     We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

5. The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions.

     Sections 13 and 15(d) of the 1934 Act, require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

     In addition to the audited financial statements, (i) for the resale registration statement or (ii) in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10 or Form 10-SB. The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

6. The Investment Company Act of 1940 creates a situation wherein we would be required to register and could be required to incur substantial additional costs and expenses.

     Although we will be subject to regulation under the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combination that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

7. At the time we do any business combination, a shareholder will most likely hold a substantially lesser percentage ownership in the Company.

     Our current primary plan of operation is based upon us being a participant in a business combination with a private or small public company, with other participants joining as investors. There is contemplated that there will be an issuance of our previously authorized and unissued Common Stock would result in reduction in percentage of shares owned by our present shareholder. Further, our present shareholder may sell or transfer some or all of his stock to the other participants in the business combination.

8. As a shell company, we face substantial additional adverse business and legal consequences.

     We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may initially attempt to avoid or delay what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

     On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor), under certain circumstances, and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. This initial filing is within four days of the acquisition. The Form 8-K filing may be reviewed by the Securities and Exchange Commission and the prospects of certain disclosures or review or the lack of the ability to issue securities using a Form S-8 may delay the consummation of a business combination because of the target entities inability to comply with various federal and state laws enacted for the protection of investors or the unwillingness to assume the significant costs of compliance.

9. The requirement of audited financial statements may disqualify business opportunities.

     Our management believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements prior to the date needed for the resale registration statement.

10. Our shareholders may face significant restrictions on the resale of our Common Stock due to state "blue sky" laws or if we are determined to be a "blank check" company and we have not filed a resale registration statement with the Securities and Exchange Commission.

     Until we have filed a resale registration statement under the Securities Act of 1933, as amended, there are state regulations that may adversely affect the transferability of our Common Stock. We have not registered our Common Stock for resale under the securities or "blue sky" laws of any state. We may seek qualification or advise our shareholders of the availability of an exemption. We are under no obligation to register or qualify our Common Stock in any state or to advise the shareholders of any exemptions.

     Current shareholders and participants in the business combination should be aware that there might be significant state restrictions upon the ability of any investor to purchase the Common Stock, unless registered under federal law or qualified under state laws.

     Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. Our initial shareholder, because he originally paid $.1.00 for each share, may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

     (a) Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

     (b) Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;

     (c) Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

     (d) Not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;

     (e) Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

     Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of blank check companies or securities sold in "blind pool" offerings or "cheap stock" issued to promoters or others. Specific limitations on such offerings have been adopted in:

                  Alaska           Nevada               Tennessee
                  Arkansas         New Mexico           Texas
                  California       Ohio                 Utah
                  Delaware         Oklahoma             Vermont
                  Florida          Oregon               Washington
                  Georgia          Pennsylvania
                  Idaho            Rhode Island
                  Indiana          South Carolina
                  Nebraska         South Dakota

     Any secondary trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

     We do not have any legal opinions as it relates to whether we are a shell company or blind pool company or blank-check company. The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. Certain jurisdictions may have definitions that are more restrictive than Rule 419. We have been informed that the Securities and Exchange Commission has cautioned that "it will scrutinize registered offerings for attempts to create the appearance that the registrant... has a specific business plan, in an effort to avoid the applicable of Rule 419." Provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, relating to an offering by a blank-check company. We have never filed a registration statement under the Securities Act of 1933, as amended.

     Until we have filed a resale registration statement under the Securities Act of 1933, as amended, and if we are determined to be a so-called "blank check" company, our shareholder will be required to file a registration statement under the Securities Act of 1933, as amended, prior to the resale of the Common Stock, unless there exists a transactional or security exemption for such sale under the Securities Act of 1933, as amended. Our current shareholder and participants in any proposed business combination who desire to purchase the Common Stock should be aware that the we are under no obligation to register the shares on behalf of our shareholders under the Securities Act of 1933, as amended.

     The Company's director and sole has expressed his intention not to engage in any transactions with respect to the Company's Common Stock except in connection with or part of or following a business combination resulting in us no longer being defined as a blank check issuer. This may occur prior to the filing of the resale registration statement under the Securities and Exchange Act of 1933, as amended.

     11. Our Common Stock may be subject to significant restriction on resale due to federal penny stock restrictions.

     The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

     These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock that becomes subject to the penny stock rules, and accordingly, any shareholder of our Common Stock may find it difficult to sell his securities, if at all.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     We have no unresolved comments from the Staff of the Securities and Exchange Commission.

ITEM 2.   PROPERTIES.

     We have no properties and at this time we have no agreements to acquire any properties. We presently occupy office space at 1880 Century Park East, Suite 315, Los Angeles, CA 90067. This space is provided to the Company by Ronald J. Stauber, our attorney, on a rent free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS.

     There is no litigation pending or threatened by or against the Company.


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     There have been no matters submitted to the Company's security holders.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price.

     There is no trading market for our Common Stock at present and there has been no trading market to date. Until we have filed a resale registration statement under the Securities Act of 1933, as amended there is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. After we have filed a resale registration statement under the Securities Act of 1933, as amended, if required, we intend to request a broker-dealer to make application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board System or published, in print and electronic media, or either, in the Pink Sheets, LLC "Pink Sheets."

     The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     For the initial listing in the NASDAQ SmallCap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million.

     For continued listing in the NASDAQ SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more.

     We intend to strongly consider undertaking a transaction with any merger or acquisition candidate that will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

Holders.

     There is one (1) holder of the Company's Common Stock. On April 30, 2006, we issued 5,000,000 of our Common Shares (giving effect to a 1000 for 1 split-dividend) for cash at $.001 per share. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

Dividends.

     The Company has not paid any cash dividends to date, and has no plans to do so in the immediate future.

ITEM 6.   SELECTED FINANCIAL DATA.

     Not applicable to smaller reporting companies.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General Plan.

     The Company's business strategy is to be a reporting registrant with the Securities and Exchange Commission under the 1934 Act and to be available as a shell to facilitate the financing of private or small public companies.

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

     We have no present intent to acquire or merge with any entity which cannot provide independent audited financial statements at the time of closing of the proposed transaction and supply other information that is normally disclosed in filings with the Securities and Exchange Commission. We are subject to all of the reporting requirements included in the 1934 Act. These rules are intended to protect investors by deterring fraud and abuse in the securities markets through the use of shell companies. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K. In addition, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we are required to include that information that is normally reported by a company in its original Form 10. This information will usually be available prior to the filing of a resale registration statement under the Securities and Exchange Act of 1933, as amended.

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

Competition.

     We will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Investment Company Act of 1940.

     Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, our management believes that we will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in the Company holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

Employees.

     We have no full time or part-time employees. Lawrence M. Simons, Sr., M.D. anticipates devoting not more than a few hours a week of time to our activities. Dr. Simons has agreed to allocate a portion of said time to the activities of the Company, without compensation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.









                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)


                                DECEMBER 31, 2007
                                DECEMBER 31, 2006

                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS








________________________________________________________________________________

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                        1

   Balance Sheets                                                              2

   Statements of Operations                                                    3

   Statements of Stockholders' Deficit                                         4

   Statements of Cash Flows                                                    5

   Notes to Financial Statements                                            6-12
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Star Financial Direct Placement, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheets of Star Financial Direct Placement, Inc. (A Development Stage Enterprise) as of December 31, 2007 and 2006 and the related statements of operations, stockholder's deficit, and cash flows for the periods then ended and the period April 19, 2006 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Financial Direct Placement, Inc. (A Development Stage Enterprise) as of December 31, 2007 and 2006 and the results of its operations and cash flows for periods then ended and the period April 19, 2006 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Kyle L. Tingle, CPA, LLC


March 25, 2008
Las Vegas, Nevada


                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                       December 31,     December 31,
                                                               2007             2006
                                                       ____________     ____________
                                     ASSETS

CURRENT ASSETS
     Cash                                              $      5,000     $      5,000
                                                       ____________     ____________

            Total current assets                       $      5,000     $      5,000
                                                       ____________     ____________

                   Total assets                        $      5,000     $      5,000
                                                       ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                  $     25,488     $     27,138
     Officers advances                                        6,304            1,166
                                                       ____________     ____________

            Total current liabilities                  $     31,792     $     28,304
                                                       ____________     ____________

STOCKHOLDERS' DEFICIT
        Preferred stock: $.001 par value;
        authorized 4,000,000 shares; no shares
        issued or outstanding

     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding:  5,000,000 shares at
        December 31, 2007 and December 31, 2006               5,000            5,000
     Accumulated deficit during development stage           (31,792)          (28,304)
                                                       ____________     ____________

            Total stockholders' deficit                $    (26,792)    $    (23,304)
                                                       ____________     ____________

                   Total liabilities and
                   stockholders' deficit               $      5,000     $      5,000
                                                       ============     ============


                 See Accompanying Notes to Financial Statements.



                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                          Apr. 19, 2006
                                     Year Ended         Year Ended       (inception) to
                                   December 31,       December 31,         December 31,
                                           2007               2006                 2007
                                   ____________       ____________       ______________

Revenues                           $          0       $          0       $            0

Cost of revenue                               0                  0                    0
                                   ____________       ____________       ______________

           Gross profit            $          0       $          0       $            0
General, selling and
   administrative expenses                3,488             26,654               31,792
                                   ____________       ____________       ______________
           Operating loss          $     (3,488)      $    (26,654)      $      (31,792)

Nonoperating income (expense)                 0                  0                    0
                                   ____________       ____________       ______________

   Net loss                        $     (3,488)      $    (26,654)      $      (31,792)
                                   ============       ============       ==============


   Net loss per share, basic
   and diluted                     $      (0.00)      $      (0.00)      $        (0.01)
                                   ============       ============       ==============

   Average number of shares
   of common stock outstanding        5,000,000          5,000,000            5,000,000
                                   ============       ============       ==============


                 See Accompanying Notes to Financial Statements.



                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                              Accumulated
                                                                Deficit
                                       Common Stock             During
                                   ____________________       Development
                                    Shares       Amount         Stage             Total
                                   _________     ______       ___________       __________

April 30,2006, issue
  common stock                         5,000     $5,000       $         0       $    5,000
December 31, 2006, forward
      stock  1,000:1               4,500,000
Net loss, December 31, 1996                                       (28,304)         (28,304)
                                   _________     ______       ___________       __________
Balance, December 31, 1996         5,000,000     $5,000       $   (28,304)      $  (26,654)

Net loss, December 31, 2007                                        (3,438)          (3,488)
                                   _________     ______       ___________       __________
Balance, December 31, 2007         5,000,000     $5,000       $   (31,792)      $  (31,792)
                                   =========     ======       ===========       ==========


                 See Accompanying Notes to Financial Statements.



                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                                   Apr. 19, 2006
                                                                Year Ended        Year Ended      (inception) to
                                                              December 31,      December 31,        December 31,
                                                                      2007              2006                2007
                                                              ____________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                                  $     (3,488)     $    (28,304)     $      (31,792)
    Adjustments to reconcile net loss
    to cash used in operating activities:
   Changes in assets and liabilities
    Increase (decrease) in accounts payable                         (1,650)           27,138              25,488
                                                              ____________      ____________      ______________

         Net cash used in
            operating activities                              $     (5,138)     $     (1,166)     $       (6,304)
                                                              ____________      ____________      ______________

Cash Flows From
Investing Activities                                          $          0      $          0      $            0
                                                              ____________      ____________      ______________

Cash Flows From
Financing Activities
    Issuance of common stock                                  $          0      $      5,000      $        5,000
    Increase in officer advances                                     5,138             1,166               6,304
                                                              ____________      ____________      ______________

         Net cash provided by
            financing activities                              $          0      $      6,166      $       11,304
                                                              ____________      ____________      ______________

         Net increase (decrease)
            in cash                                           $          0      $      5,000      $        5,000

Cash, beginning of period                                            5,000                 0      $          0
                                                              ____________      ____________      ______________

Cash, end of period                                           $      5,000      $      5,000      $        5,000
                                                              ============      ============      ==============


Supplemental Information and Non-monetary Transactions:

Interest paid                                                 $          0      $          0      $            0
                                                              ============      ============      ==============

Taxes paid                                                    $          0      $          0      $            0
                                                              ============      ============      ==============


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2007 and December 31, 2006.

INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES," and clarified by FIN 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

SHARE BASED EXPENSES

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "SHARE BASED PAYMENT." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and amends FASB Statement No. 95, "STATEMENT OF CASH FLOWS." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash, nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November

                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operations.

In December 2007, the FASB issued SFAS 141(R), "Business Combinations-- a replacement of FASB Statement No. 141." This Statement replaces SFAS 141, "Business Combinations," and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets," to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 5,000,000 during 2007, and since inception. As of December 31, 2007 and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 - Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

All tax returns have been filed. There are no open tax years.

                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


The components of the Company's deferred tax asset as of December 31, 2007 and 2006 are as follows:

                                                2007         2006
                                           _________     ________
     Net operating loss carryforward       $  11,127     $  9,906
     Valuation allowance                     (11,127)      (9,906)
                                           _________     ________

     Net deferred tax asset                $       0     $      0
                                           =========     ========


A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                          Since
                                                2007         2006     Inception
                                           _________     ________     _________

     Tax at statutory rate (34%)           $   1,221     $  9,906     $  11,127
     Increase in valuation allowance          (1,221)      (9,906)      (11,127)
                                           _________     ________     _________

     Net deferred tax asset                $       0     $      0     $       0
                                           =========     ========     =========


The net federal operating loss carry forward will expire between 2026 and 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of December 31, 2007 and December 31, 2006, the company owed officers $6,304 and $1,166 respectively.

NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None


ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the 1934 Act or the 1934 Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 1934 Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in INTERNAL CONTROL -- INTEGRATED FRAMEWORK, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Star Financial Direct Placement, Inc.

     We have audited Star Financial Direct Placement, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Las Palmas Mobile Estates's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, Star Financial Direct Placement, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007 of Star Financial Direct Placement, Inc. and our report dated March 25, 2008 expressed a qualified opinion on matters other than those involving controls and procedures.

Very truly yours,

/s/  KYLE L. TINGLE, CPA
________________________
     Kyle L. Tingle, CPA


ITEM 9B.  OTHER INFORMATION.

     We have no information that we would have been required to disclose in a report on Form 8-K during a fourth quarter of the year covered by this Form 10-K.


                                    PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

     Our director and sole officer (and our promoter, affiliate and control person) is as follows:

             Name                  Age           Position
            _________________________________________________________

            Lawrence M. Simons,     51           President/Secretary/
            Sr., M.D.                            Treasurer/Director

     Our sole officer and director will serve until the next annual meeting of the shareholders or until his death, resignation, retirement, removal, or disqualification, or until the successors have been duly elected and qualified.

     Our bylaws and Delaware law provides that vacancies in the existing Board of Directors may be filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors.

     There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Resume.

Lawrence M. Simons, Sr., M.D.

     Lawrence M. Simons, Sr., M.D. earned his medical degree in 1983 and completed his residency in 1985. From 1985 until the present, Dr. Simons has been a practicing physician. From 1989 through the present, Dr. Simons has been engaged in both a general practice with an emphasis on pain management. From 1989 through 2000, he also practiced anesthesiology. Dr. Simons is knowledgeable in private and public financing of business.

Other Offerings.

     Lawrence M. Simons, Sr., M.D. has not been a director, officer, promoter, control person or affiliate in any blank check offering, blind pool offering or shell company.

Conflicts of Interest.

     Our sole officer and director may become associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in acting as our officer and director. Insofar as the officer and director is engaged in other business activities, we anticipate that he will devote only a minor amount of time to our affairs.

     Our officer and director may in the future become a shareholder, officer or director of other companies which may be engaged in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to said individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of said individual in the performance of his duties or otherwise. We do not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

     Our officer and director is, so long as he is an officer or a director of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that he is affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director.

     We have not adopted any other conflict of interest policy with respect to such transactions.

ITEM 11.  EXECUTIVE COMPENSATION.

     Lawrence M. Simons, Sr., M.D. has not received any compensation for services rendered to the Company, nor is he to receive such compensation in the future.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. Our officer and director will not receive any finders fee, either directly or indirectly, as a result of his efforts to implement the Company's business plan outlined herein.

     We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners.

     The following table sets forth the security and beneficial ownership for each class of our equity securities for any person who is known to be the beneficial owner of more than five (5%) percent of the Company.


                         Name and                   Amount and
                        Address of                  Nature of
                        Beneficial                  Beneficial     Percent
Title of Class           Owner                       Owner        of Class
____________________________________________________________________________

Common            Lawrence M. Simons,                Record         100%
                  Sr., M.D.                          5,000,000
                  11901 W. 109th St.
                  Overland Park Kansas 66210

Common            Sole Officer and                   5,000,000      100%
                  Director as a Group
                  (1 individual)

     The total of the Company's outstanding Common Shares are held by one (1) person.

Security Ownership of Management.

     The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by our sole director and officer.

                         Name and                   Amount and
                        Address of                  Nature of
                        Beneficial                  Beneficial     Percent
Title of Class           Owner                       Owner        of Class
____________________________________________________________________________

Common            Lawrence M. Simons,                Record         100%
                  Sr., M.D.                          5,000,000
                  11901 W. 109th St.
                  Overland Park Kansas 66210

Common            Sole Officer and                   5,000,000      100%
                  Director as a Group
                  (1 individual)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

     Lawrence M. Simons, Sr., M.D. has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act provided that he is an officer and director of the Company when the obligation is incurred. All advances will be interest-free.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

                           Fiscal Year Ended
                              December 31,
_______________________________________________

                          2007            2006
_______________________________________________

Audit Fees               $3,150          $1,350

Audit Related Fees         None            None

Tax Fees                    300             125

All Other Fees             None            None

     Pre Approval of Services by the Independent Auditor

The Board of Directors has established policies and procedures for the approval and pre approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Kyle A. Tingle in 2007 were pre-approved by the Board of Directors.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     There are no reports on Form 8-K incorporated herein by reference.

     The following documents are filed as part of this report:

                  23.1 Consent of Kyle L. Tingle, CPA.

                  31.1 Certification of Chief Executive Officer.

                  31.2 Certification of Chief Financial Officer.

                  32.1 Section 906 Certification.

                  32.2 Section 906 Certification.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  April 10, 2008              STAR FINANCIAL DIRECT PLACEMENT, INC.



                                   By: /s/ LAWRENCE M. SIMONS, SR., M.D.
                                   _____________________________________________
                                           Lawrence M. Simons, Sr., M.D.
                                           President, Vice President, Secretary
                                           and Treasurer (Chief Financial
                                           Officer) and sole Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 10, 2008               STAR FINANCIAL DIRECT PLACEMENT, INC.



                                   By: /s/ LAWRENCE M. SIMONS, SR., M.D.
                                   _____________________________________________
                                           Lawrence M. Simons, Sr., M.D.
                                           President, Vice President, Secretary
                                           and Treasurer (Chief Financial
                                           Officer) and sole Director