Form 10-Q
period 2008-03-31
Star Financial Direct Placement, Inc.
filed 2008-05-12
CIK 1378074

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

      At March 31, 2008, and as of the date hereof, there were outstanding 5,000,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.




                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)




                                 MARCH 31, 2008
                                DECEMBER 31, 2007

                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)

                                    CONTENTS









________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                             4

   Statements of Operations                                                   5

   Statements of Stockholders' Equity                                         6

   Statements of Cash Flows                                                   7

   Notes to Financial Statements                                           8-12
________________________________________________________________________________



                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS


                                                        March 31,       December 31,
                                                             2008               2007
                                                    _____________       ____________
                                     ASSETS

CURRENT ASSETS

     Cash                                                $  5,000         $  5,000
                                                         ________         ________

            Total current assets                         $  5,000         $  5,000
                                                         ________         ________

                   Total assets                          $  5,000         $  5,000
                                                         ========         ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                    $ 27,588         $ 25,488
     Officers advances                                      6,304            6,304
                                                         ________         ________

            Total current liabilities                    $ 33,892         $ 31,792
                                                         ________         ________

STOCKHOLDERS' DEFICIT
     Preferred stock: $.001 par value;
        authorized 4,000,000 shares;
        none issued and outstanding at
        March 31, 2008 and December 31, 2007.                   0                0

     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding: 5,000,000 shares at
        March 31, 2008 and December 31, 2007                5,000            5,000

     Additional paid in capital                                 0                0
     Accumulated deficit during development stage         (33,892)         (31,792)
                                                         ________         ________

            Total stockholders' equity                   $(28,892)        $(26,792)
                                                         ________         ________
                   Total liabilities and
                   stockholders' equity                  $  5,000         $  5,000
                                                         ========         ========


                 See Accompanying Notes to Financial Statements.




                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                                                                      Apr. 19, 2006
                                                Quarter Ended        Year Ended      (inception) to
                                                    March 31,      December 31,           March 31,
                                                         2008              2007                2008
                                                _____________      ____________      ______________

Revenues                                           $        0       $        0         $        0

Cost of revenue                                             0                0                  0
                                                   __________       __________         __________

           Gross profit                            $        0       $        0         $        0

General, selling and administrative expenses            2,100            3,488             31,792
                                                   __________       __________         __________
           Operating loss                          $   (2,100)      $   (3,488)        $  (31,792)

Interest income                                             0                0                  0
                                                   __________       __________         __________

   Net loss                                        $   (2,100)      $   (3,488)        $  (31,792)
                                                   ==========       ==========         ==========

   Net loss per share, basic
   and diluted                                     $    (0.00)      $    (0.00)
                                                   ==========       ==========

   Average number of shares
   of common stock outstanding                      5,000,000        5,000,000
                                                   ==========       ==========


                 See Accompanying Notes to Financial Statements.




                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                    Accumulated
                                                                                      Deficit
                                          Common Stock             Additional         During
                                    ________________________        Paid-In         Development
                                     Shares          Amount         Capital            Stage             Total
                                    _________       ________       __________       ___________       ___________

April 30, 2006, issue
   common stock                         5,000       $  5,000        $      0         $      0          $  5,000
December 31, 2006, forward
    stock 1,000:1                   4,500,000
Net loss, December 31, 2006                                                           (28,304)          (28,304)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2006          5,000,000       $  5,000        $      0         $(28,304)         $(23,304)
Net loss, December 31, 2007                                                            (3,488)           (3,488)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2007          5,000,000       $  5,000        $      0         $(31,792)         $(26,792)
Net loss, March 31, 2008                                                               (2,100)           (2,100)
                                    _________       ________        ________         ________          ________
Balance, March 31, 2008             5,000,000       $  5,000        $      0         $(33,892)         $(28,892)
                                    =========       ========        ========         ========          ========


                 See Accompanying Notes to Financial Statements.




                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS


                                                                                      Apr. 19, 2006
                                                Quarter Ended        Year Ended      (inception) to
                                                    March 31,      December 31,           March 31,
                                                         2008              2007                2008
                                            _________________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                       $   (2,100)      $   (3,488)        $  (33,892)
    Adjustments to reconcile net loss
         to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable             2,100           (1,650)            27,588
                                                   __________       __________         __________
       Net cash used in operating activities       $        0      $   (5,138)        $   (6,304)
                                                   __________       __________         __________

Cash Flows From Investing Activities               $        0       $        0         $        0
                                                   __________       __________         __________
Cash Flows From Financing Activities
   Issuance of common stock                        $        0       $        0         $    5,000
   Increase in officer advances                             0            5,138              6,304
                                                   __________       __________         __________

       Net cash provided by financing activities   $        0       $        0         $   11,304
                                                   __________       __________         __________
       Net increase (decrease) in cash             $        0       $        0         $    5,000

Cash, beginning of period                          $    5,000       $    5,000         $        0
                                                   __________       __________         __________
Cash, end of period                                $    5,000       $    5,000         $    5,000
                                                   ==========       ==========         ==========
Supplemental Information and Non-monetary
Transactions:

   Interest paid                                   $        0       $        0         $        0
                                                   ==========       ==========         ==========
   Income taxes paid                               $        0       $        0         $        0
                                                   ==========       ==========         ==========


                 See Accompanying Notes to Financial Statements.


                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Star Financial Direct Placement, Inc. ("Company") was organized April 19, 2006 as Flickering Star Financial, Inc. under the laws of the State of Delaware. On September 13, 2006 the Delaware Secretary of State certified the amended Articles of Incorporation changing the name to Star Financial Direct Placement, Inc. The Company currently has no operations and in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a Development Stage Enterprise.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had $5,000 in a checking account as of March 31, 2008 and December 31, 2007. The account is federally insured.

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

                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS


SFAS No. 141R

In November 2007, the FASB issued SFAS No. 141R, "Business Combinations -- a replacement of FASB Statement No. 141", which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds EITF 93-7. Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. The guidance in SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for nonfinancial assets and liabilities in fiscal years beginning after March 15, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

SFAS No. 159

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS No. 159 amends FASB Statement No. 95, "Statement of Cash Flows" ("SFAS No. 95") and FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 159 specifies that cash flows from trading securities, including securities for which an entity has elected the fair value option, should be classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. Before this amendment, SFAS No. 95 and SFAS No. 115 specified that cash flows from trading securities must be classified as cash flows from operating activities. This statement is effective for us beginning January 1, 2008. Upon adoption, we will reclassify proceeds from sales of trading securities within our statement of cash flows as an investing activity. We do not expect any of the other provisions of SFAS No. 159 to have a material impact on our consolidated financial statements.

                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


SFAS No. 160

In November 2007, the FASB issued SFAS No. 160, "Accounting and Reporting of Noncontrolling Interest" ("SFAS No. 160"). SFAS No. 160 requires that a noncontrolling interest (previously referred to as a minority interest) be separately reported in the equity section of the consolidated entity's balance sheet. SFAS No. 160 also established accounting and reporting standards for: (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent's ownership interest and (iv) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.

EITF Issue No. 06-10

In March 2007, the EITF reached a consensus on EITF Issue No. 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). EITF 06-10 provides that an employer should recognize a liability for the postretirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with either SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," or APB No. 12, "Omnibus Opinion." We expect to record a liability of approximately $130 million related to the adoption of EITF 06-10 as of January 1, 2008, by an adjustment to retained earnings.


NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares with par value of $0.001. On April 30, 2006 the Company authorized and issued 5,000 shares of its $0.001 par value common stock in consideration of $5,000 in cash.

On December 31, 2006, the Company's shareholders approved a forward split of its common stock at one thousand shares for one share of the existing shares. The number of common stock shares outstanding increased from 5,000 to 5,000,000. Prior period information has been restated to reflect the stock split.

PREFERRED STOCK

The authorized preferred stock of the Company consists of 4,000,000 shares with a par value of $.001. No preferred shares are issued or outstanding as of March 31, 2008 or December 31, 2007.

                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2.  STOCKHOLDERS' EQUITY (CONTINUED)

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 5,000,000 during 2008 and 2007, respectively. As of March 31, 2008 and December 31, 2007 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2007 and December 31, 2006 are as follows:

                                      2007            2006
                                    ________        ________

       Net operating loss           $ 11,127        $  9,906
       Valuation allowance           (11,127)         (9,906)
                                    ________        ________

       Net deferred tax asset       $      0        $      0
                                    ========        ========

                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3. INCOME TAXES (CONTINUED)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                                                     Since
                                            2007        2006       Inception
                                          _______     _______      _________

      Tax at statutory rate (35%)         $ 1,221     $ 9,906      $ 11,127
      Increase in valuation allowance      (1,221)     (9,906)      (11,127)
                                          _______     _______      ________

      Net deferred tax asset              $     0     $     0      $      0
                                          =======     =======      ========


The net federal operating loss carry forward will expire between 2016 and 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of March 31, 2008 and December 31, 2007, the company owed officers $6,304 and $6,304 respectively.


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

Liquidity.

     As of March 31, 2008, we had cash of $5,000 and total liabilities of $33,892 and we had a negative net worth of $28,892. As of December 31, 2007, we had cash of $5,000 and total liabilities of $31,792 and a negative net worth of $26,792.

     We have had no revenues from inception through December 31, 2007 and we had no revenues for the period ended March 31, 2008. We have a loss from inception through December 31, 2007 of $31,792 and a loss from inception through March 31, 2008 of $33,892.

     We have officer's advances of $6,304 from inception to March 31, 2008. The officer's advances as of December 31, 2007 were $6,304.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable to smaller reporting companies.


ITEM 4.  CONTROLS AND PROCEDURES.

     Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can be circumvented by collusion or improper management override.

     Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, thought not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. To avoid segregation of duty due to management accounting size, management had engaged an outside CPA to assist in the financial reporting.

     Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2007 with the following exceptions:

     o As a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation; no sufficient testing where conducted and further segregation of duties needs to be put in place. It is our belief that those control procedures are being performed, however documentation of their execution is not available. We are implementing additional documentation procedures in order to address this weakness.

     Management has concluded that other than as described above, our internal control over financial reporting was effective as of and for the year ended December 31, 2007 and the current quarter then ended.

     The Company is not an "accelerated filer" for the 2007 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.


                                     PART II

                                OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS.................................................None

ITEM 1A - RISK FACTORS.

     There has been no material change in the risk factors previously disclosed.

ITEM 2 -  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......None

ITEM 3 -  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES..................None

ITEM 4 -  SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS..................None

ITEM 5 -  OTHER INFORMATION.................................................None

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


Dated:  May 12, 2008
                                    STAR FINANCIAL DIRECT PLACEMENT, INC.



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