Form 10-Q
period 2008-06-30
Star Financial Direct Placement, Inc.
filed 2008-07-17
CIK 1378074

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

      At June 30, 2008, and as of the date hereof, there were outstanding 5,000,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.




                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)




                                  JUNE 30, 2008
                                DECEMBER 31, 2007

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
________________________________________________________________________________



                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS


                                                         June 30,       December 31,
                                                             2008               2007
                                                    _____________       ____________
                                     ASSETS

CURRENT ASSETS

     Cash                                                $  5,000         $  5,000
                                                         ________         ________

            Total current assets                         $  5,000         $  5,000
                                                         ________         ________

                   Total assets                          $  5,000         $  5,000
                                                         ========         ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                    $ 25,488         $ 25,488
     Officers advances                                      9,591            6,304
                                                         ________         ________

            Total current liabilities                    $ 35,079         $ 31,792
                                                         ________         ________

STOCKHOLDERS' DEFICIT
     Preferred stock: $.001 par value;
        authorized 4,000,000 shares;
        none issued and outstanding at
        June 30, 2008 and December 31, 2007.                   0                0

     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding: 5,000,000 shares at
        June 30, 2008 and December 31, 2007                 5,000            5,000

     Additional paid in capital                                 0                0
     Accumulated deficit during development stage         (35,079)         (31,792)
                                                         ________         ________

            Total stockholders' equity                   $(30,079)        $(26,792)
                                                         ________         ________
                   Total liabilities and
                   stockholders' equity                  $  5,000         $  5,000
                                                         ========         ========


                 See Accompanying Notes to Financial Statements.




                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                                                                      Apr. 19, 2006
                                             Six Months Ended        Year Ended      (inception) to
                                                     June 30,      December 31,            June 30,
                                                         2008              2007                2008
                                                _____________      ____________      ______________

Revenues                                           $        0       $        0         $        0

Cost of revenue                                             0                0                  0
                                                   __________       __________         __________

           Gross profit                            $        0       $        0         $        0

General, selling and administrative expenses            3,287            3,488             35,079
                                                   __________       __________         __________
           Operating loss                          $   (3,287)      $   (3,488)        $  (35,079)

Interest income                                             0                0                  0
                                                   __________       __________         __________

   Net loss                                        $   (3,287)      $   (3,488)        $  (35,079)
                                                   ==========       ==========         ==========

   Net loss per share, basic
   and diluted                                     $    (0.00)      $    (0.00)
                                                   ==========       ==========

   Average number of shares
   of common stock outstanding                      5,000,000        5,000,000
                                                   ==========       ==========


                 See Accompanying Notes to Financial Statements.




                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                    Accumulated
                                                                                      Deficit
                                          Common Stock             Additional         During
                                    ________________________        Paid-In         Development
                                     Shares          Amount         Capital            Stage             Total
                                    _________       ________       __________       ___________       ___________

April 30, 2006, issue
   common stock                         5,000       $  5,000        $      0         $      0          $  5,000
December 31, 2006, forward
    stock 1,000:1                   4,500,000
Net loss, December 31, 2006                                                           (28,304)          (28,304)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2006          5,000,000       $  5,000        $      0         $(28,304)         $(23,304)
Net loss, December 31, 2007                                                            (3,488)           (3,488)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2007          5,000,000       $  5,000        $      0         $(31,792)         $(26,792)
Net loss, June 30, 2008                                                                (3,287)           (3,287)
                                    _________       ________        ________         ________          ________
Balance, June 30, 2008             5,000,000       $  5,000        $      0          $(35,079)         $(30,079)
                                    =========       ========        ========         ========          ========


                 See Accompanying Notes to Financial Statements.




                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS


                                                                                      Apr. 19, 2006
                                             Six Months Ended        Year Ended      (inception) to
                                                     June 30,      December 31,            June 30,
                                                         2008              2007                2008
                                            _________________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                       $   (3,287)      $   (3,488)        $  (35,079)
    Adjustments to reconcile net loss
         to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable                 0           (1,650)            25,488
                                                   __________       __________         __________
       Net cash used in operating activities       $   (3,287)      $   (5,138)        $   (9,591)
                                                   __________       __________         __________

Cash Flows From Investing Activities               $        0       $        0         $        0
                                                   __________       __________         __________
Cash Flows From Financing Activities
   Issuance of common stock                        $        0       $        0         $    5,000
   Increase in officer advances                         3,287            5,138              9,591
                                                   __________       __________         __________

       Net cash provided by financing activities   $        0       $        0         $   14,591
                                                   __________       __________         __________

       Net increase (decrease) in cash             $        0       $        0         $    5,000

Cash, beginning of period                          $    5,000       $    5,000         $        0
                                                   __________       __________         __________
Cash, end of period                                $    5,000       $    5,000         $    5,000
                                                   ==========       ==========         ==========
Supplemental Information and Non-monetary
Transactions:

   Interest paid                                   $        0       $        0         $        0
                                                   ==========       ==========         ==========
   Income taxes paid                               $        0       $        0         $        0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had $5,000 in a checking account as of June 30, 2008 and December 31, 2007. The account is federally insured.

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

PREFERRED STOCK

The authorized preferred stock of the Company consists of 4,000,000 shares with a par value of $.001. No preferred shares are issued or outstanding as of June 30, 2008 or December 31, 2007.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 5,000,000 during 2008 and 2007, respectively. As of June 30, 2008 and December 31, 2007 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2007 and December 31, 2006 are as follows:

                                                 2007                2006
                                        __________________________________
       Net operating loss               $      11,127      $        9,906
       Valuation allowance                    (11,127)             (9,906)
                                        ______________     _______________
       Net deferred tax asset           $           0      $            0
                                        ==============     ===============

                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3. INCOME TAXES (CONTINUED)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:



                                                  2007               2006       SINCE INCEPTION
                                         _______________________________________________________
       Tax at statutory rate (35%)       $       1,221    $         9,906      $         11,127
       Increase in valuation allowance          (1,221)            (9,906)              (11,127)
                                         ______________   ________________     _________________

       Net deferred tax asset            $           0    $             0      $              0
                                         ==============   ================     =================


The net federal operating loss carry forward will expire between 2016 and 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of June 30, 2008 and December 31, 2007, the company owed officers $9,591 and $6,304 respectively.


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

Shell Issues.

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

     On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

     On February 15, 2008, the Securities and Exchange Commission adopted final rules amending Rule 144 (and Rule 145) for shell companies like us. The amendments currently in full force and effect provide that the current revised holding periods applicable to affiliates and non-affiliates is not now available for securities currently issued by either a reporting or non-reporting shell company, unless certain conditions are met. An investor will be able to resell securities issued by a shell company subject to Rule 144 conditions if the reporting or non-reporting issuer (i) had ceased to be a shell, (ii) is subject to the 1934 Act reporting obligations, (iii) has filed all required 1934 Act reports during the proceeding twelve months, and (iv) at least 90 days has elapsed from the time the issuer has filed the "Form 10 Information" reflecting the fact that it had ceased to be a shell company before any securities were sold Rule 144.

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

Liquidity.

     As of June 30, 2008, we had cash of $5,000 and total liabilities of $35,079 and we had a negative net worth of $30,079. As of December 31, 2007, we had cash of $5,000 and total liabilities of $31,792 and a negative net worth of $26,792.

     We have had no revenues from inception through December 31, 2007 and we had no revenues for the period ended June 30, 2008. We have a loss from inception through December 31, 2007 of $31,792 and a loss from inception through June 30, 2008 of $30,079.

     We have officer's advances of $9,591 from inception to June 30, 2008. The officer's advances as of December 31, 2007 were $6,304.


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

     Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. To avoid segregation of duties due to management accounting size, management has engaged an outside CPA to assist in the financial reporting.

     Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective for the quarter ended June 30, 2008.

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


Dated:  July 17, 2008
                                    STAR FINANCIAL DIRECT PLACEMENT, INC.



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