Form 10-Q
period 2008-09-30
Star Financial Direct Placement, Inc.
filed 2008-11-06
CIK 1378074

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

                                        OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION FROM _______ TO ________.


                             COMMISSION FILE NUMBER: 000-52261


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


   1880 Century Park East, Suite 315
        Los Angeles, California                                         90067
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


                   Issuer's telephone number: (310) 556-0080


                        1880 Century Park East, Suite 300
                          Los Angeles, California 90067
              ____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

      At September 30, 2008, and as of the date hereof, there were outstanding 5,000,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.




                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)





                                   UNAUDITED

                               SEPTEMBER 30, 2008
                                DECEMBER 31, 2007

                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)

                                    CONTENTS









________________________________________________________________________________

FINANCIAL STATEMENTS - Unaudited

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
________________________________________________________________________________


                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                                        Unaudited            Audited
                                                    September 30,       December 31,
                                                             2008               2007
                                                    _____________       ____________
                                     ASSETS
CURRENT ASSETS

     Cash                                                $  5,000         $  5,000
                                                         ________         ________

            Total current assets                         $  5,000         $  5,000
                                                         ________         ________

                   Total assets                          $  5,000         $  5,000
                                                         ========         ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                    $ 25,488         $ 25,488
     Officers advances                                      9,948            6,304
                                                         ________         ________

            Total current liabilities                    $ 35,436         $ 31,792
                                                         ________         ________

STOCKHOLDERS' DEFICIT
     Preferred stock: $.001 par value;
        authorized 4,000,000 shares;
        none issued and outstanding at
        September 30, 2008 and December 31, 2007.               0                0

     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding: 5,000,000 shares at
        September 30, 2008 and December 31, 2007            5,000            5,000

     Additional paid in capital                                 0                0
     Accumulated deficit during development stage         (35,436)         (31,792)
                                                         ________         ________

            Total stockholders' equity                   $(30,436)        $(26,792)
                                                         ________         ________
                   Total liabilities and
                   stockholders' equity                  $  5,000         $  5,000
                                                         ========         ========


                 See Accompanying Notes to Financial Statements.



                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                                                      Apr. 19, 2006
                                            Nine Months Ended        Year Ended      (inception) to
                                                September 30,      December 31,       September 30,
                                                         2008              2007                2008
                                                _____________      ____________      ______________

Revenues                                           $        0       $        0         $        0

Cost of revenue                                             0                0                  0
                                                   __________       __________         __________

           Gross profit                            $        0       $        0         $        0

General, selling and administrative
   expenses                                               357            3,488             35,436
                                                   __________       __________         __________
           Operating loss                          $     (357)      $   (3,488)        $  (35,436)

Interest income                                             0                0                  0
                                                   __________       __________         __________

   Net loss                                        $     (357)      $   (3,488)        $  (35,436)
                                                   ==========       ==========         ==========

   Net loss per share, basic and diluted           $    (0.00)      $    (0.00)
                                                   ==========       ==========

   Average number of shares
   of common stock outstanding                      5,000,000        5,000,000
                                                   ==========       ==========


                 See Accompanying Notes to Financial Statements.



                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   UNAUDITED

                                                                                    Accumulated
                                                                                      Deficit
                                          Common Stock             Additional         During
                                    ________________________        Paid-In         Development
                                     Shares          Amount         Capital            Stage             Total
                                    _________       ________       __________       ___________       ___________

April 30, 2006, issue
   common stock                         5,000       $  5,000        $      0         $      0          $  5,000
December 31, 2006, forward
    stock 1,000:1                   4,500,000
Net loss, December 31, 2006                                                           (28,304)          (28,304)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2006          5,000,000       $  5,000        $      0         $(28,304)         $(23,304)
Net loss, December 31, 2007                                                            (3,488)           (3,488)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2007          5,000,000       $  5,000        $      0         $(31,792)         $(26,792)
Net loss, September 30, 2008                                                           (3,644)           (3,644)
                                    _________       ________        ________         ________          ________
Balance, September 30, 2008         5,000,000       $  5,000        $      0         $(35,436)         $(30,436)
                                    =========       ========        ========         ========          ========


                 See Accompanying Notes to Financial Statements.



                      STAR FINANCIAL DIRECT PLACEMENT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                      Apr. 19, 2006
                                            Nine Months Ended        Year Ended      (inception) to
                                                September 30,      December 31,       September 30,
                                                         2008              2007                2008
                                            _________________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                       $   (3,644)      $   (3,488)        $  (35,436)
    Adjustments to reconcile net loss
         to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable                 0           (1,650)            25,488
                                                   __________       __________         __________
       Net cash used in operating activities       $   (3,644)      $   (5,138)        $   (9,948)
                                                   __________       __________         __________

Cash Flows From Investing Activities               $        0       $        0         $        0
                                                   __________       __________         __________
Cash Flows From Financing Activities
   Issuance of common stock                        $        0       $        0         $    5,000
   Increase in officer advances                         3,644            5,138              9,948
                                                   __________       __________         __________

       Net cash provided by financing activities   $        0       $        0         $   14,948
                                                   __________       __________         __________

       Net increase (decrease) in cash             $        0       $        0         $    5,000

Cash, beginning of period                          $    5,000       $    5,000         $        0
                                                   __________       __________         __________
Cash, end of period                                $    5,000       $    5,000         $    5,000
                                                   ==========       ==========         ==========
Supplemental Information and Non-monetary
Transactions:

   Interest paid                                   $        0       $        0         $        0
                                                   ==========       ==========         ==========
   Income taxes paid                               $        0       $        0         $        0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had $5,000 in a checking account as of September 30, 2008 and December 31, 2007. The account is federally insured.

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

PREFERRED STOCK

The authorized preferred stock of the Company consists of 4,000,000 shares with a par value of $.001. No preferred shares are issued or outstanding as of September 30, 2008 or December 31, 2007.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 5,000,000 during 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007 and since inception, the Company had no dilutive potential common shares.

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


NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of September 30, 2008 and December 31, 2007, the company owed officers $9,948 and $6,304 respectively.


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

Liquidity.

     As of September 30, 2008, we had cash of $5,000 and total liabilities of $35,079 and we had a negative net worth of $30,079. As of December 31, 2007, we had cash of $5,000 and total liabilities of $35,436 and a negative net worth of $30,436.

     We have had no revenues from inception through December 31, 2007 and we had no revenues for the period ended September 30, 2008. We have a loss from inception through December 31, 2007 of $31,792 and a loss from inception through September 30, 2008 of $35,436.

     We have officer's advances of $9,948 from inception to September 30, 2008. The officer's advances as of December 31, 2007 were $6,304.


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

     Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective for the quarter ended September 30, 2008.

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


Dated:  November 5, 2008
                                    STAR FINANCIAL DIRECT PLACEMENT, INC.



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